Form 10-K
period 2008-12-31
Banc of America Mortgage 2008-A Trust
filed 2009-03-27
CIK 1423954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-132249-19

Banc of America Mortgage 2008-A Trust
(Exact name of issuing entity as specified in its charter)

Banc of America Mortgage Securities, Inc.
(Exact name of registrant/depositor as specified in its charter)

Bank of America, National Association
(Exact name of sponsor as specified in its charter)

New York	32-0253282 32-0253283 32-0253284
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 North Tryon Street, Charlotte, North Carolina 28255
(Address of registrant’s principal executive offices)

(704) 387-8239
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
May be omitted. See Instruction J(1) of Form 10-K.

Item 1A. Risk Factors.
May be omitted. See Instruction J(1) of Form 10-K.

Item 1B. Unresolved Staff Comments.
Not applicable. Registrant is not an accelerated filer, large accelerated filer or well-known seasoned issuer.

Item 2. Properties.
May be omitted. See Instruction J(1) of Form 10-K.

Item 3. Legal Proceedings.
May be omitted. See Instruction J(1) of Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.
May be omitted. See Instruction J(1) of Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
May be omitted. See Instruction J(1) of Form 10-K.

Item 6. Selected Financial Data.
May be omitted. See Instruction J(1) of Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
May be omitted. See Instruction J(1) of Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
May be omitted. See Instruction J(1) of Form 10-K.

Item 8. Financial Statements and Supplementary Data.
May be omitted. See Instruction J(1) of Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
May be omitted. See Instruction J(1) of Form 10-K.

Item 9A. Controls and Procedures.
May be omitted. See Instruction J(1) of Form 10-K.
Item 9A(T). Controls and Procedures.
May be omitted as part of 9A.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
May be omitted. See Instruction J(1) of Form 10-K.

Item 11. Executive Compensation.
May be omitted. See Instruction J(1) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
May be omitted. See Instruction J(1) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
May be omitted. See Instruction J(1) of Form 10-K.

Item 14. Principal Accounting Fees and Services.
May be omitted. See Instruction J(1) of Form 10-K.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement  Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to such issuing entity, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
On October 17, 2008, the securities administrator, LaSalle Bank National Association, was merged into the sponsor, Bank of America, N.A.  There are no other changes to the information provided in the prospectus filed on January 29, 2008.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with applicable servicing criteria and related public accounting firm attestation reports are attached hereto under Item 15.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association, as servicer, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance relating to servicing criterion 1122 (d)(4)(vii) of Regulation AB:

1.
The servicer has assessed its compliance with the Applicable Servicing Criteria as of and for the year ended December 31, 2008, and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except as discussed below:

1122 (d) (4) (vii) - Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements

Certain foreclosures were not initiated in accordance with the timeframes established by the transaction agreements.

2.	The servicer has implemented the following remediation plan:

The servicer has increased staff and enhanced its procedures and controls in an effort to ensure timely initiation of foreclosure actions.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association, as successor by merger to LaSalle Bank National Association, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.  Appropriate measures have been taken to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the investor reporting errors, we do not believe the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.

Item 1123 of Regulation AB. Servicer Compliance Statement
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated January 28, 2008, incorporated by reference from Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

4.2
Mortgage Loan Purchase Agreement, dated January 28, 2008, incorporated by reference from Exhibit 4.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
33(b)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator and Custodian

33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
34(b)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator and Custodian

34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
35(a)	Servicer compliance statement, Bank of America, National Association, as Servicer
35(b)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America, National Association

Date: March 27, 2009	/s/ Steve Bailey
By: Steve Bailey
Title: Managing Director
Senior Officer in charge of the Servicing Function of the Servicer

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated January 28, 2008, incorporated by reference from Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

4.2
Mortgage Loan Purchase Agreement, dated January 28, 2008, incorporated by reference from Exhibit 4.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008.

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
33(b)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator and Custodian

33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Servicer
34(b)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator and Custodian

34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as Trustee
35(a)	Servicer compliance statement, Bank of America, National Association, as Servicer
35(b)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Securities Administrator